Form 10-Q
period 2017-06-30
QUANTUM BUSINESS STRATEGIES, INC.
filed 2018-09-17
CIK 1697730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to

Commission file number 333-216026

Quantum Business Strategies, Inc.

(formerly Artin Consulting Inc.)

(Name of Registrant as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	81-4787814 (I.R.S. Employer Identification No.)
1000 North Nellis Blvd., Suite 241, Las Vegas, Nevada (Address of Principal Executive Offices)	89110 (Zip Code)
(702) 296-2754 (Issuer’s Telephone Number, Including Area Code)

Artin Consulting Inc.
(Former Name and Address If Changed Since Last Report)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, Par value $0.001 per share

Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [  ] Yes   [X]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes [ X ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [ X ] No

On September 13, 2018, there were 28,009,000 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Unaudited Financial Statements

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form S-1 for the year ended December 31, 2016. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

The results of operations for the six months ended June 30, 2017 are not necessarily indicative of the results for the entire fiscal year or for any other period.

Quantum Business Strategies, Inc.

(formerly Artin Consulting Inc.)

Condensed Balance Sheets

	June 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash	$1,389	$44,662
Prepaid Deposits	22,200	—
Accounts receivable	9,000	—
Other receivable	4,100	—

Total current assets	36,689	44,662

Total assets	$36,689	$44,662

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$2,655	$—

Total current liabilities	2,655	—

Commitments and contingencies	—	—

Stockholders' equity:

Common stock, $.001 par value, 500,000,000 shares authorized, 28,009,000 issued and outstanding as of June 30, 2017 and December 31, 2016 respectively.	28,009	28,009
Additional paid-in capital	22,581	22,581
Accumulated deficit	(16,556)	(5,928)

Stockholders' equity	34,034	44,662

Total liabilities and stockholders' equity	$36,689	$44,662

The accompanying notes are an integral part of these condensed financial statements

Quantum Business Strategies, Inc.

(formerly Artin Consulting Inc.)

Condensed Statements of Operations

	For the three months Ended	For the six months Ended
	June 30,	June 30,
	2017	2017
	(unaudited)	(unaudited)
Sales	$9,000	$9,000

Operating Expenses:

General and administrative	5,822	16,028

Cost of sales	3,600	3,600

Total operating expenses	9,422	19,628

Loss from operations	(422)	(10,628)

Other (expenses)/income	—	—

Net loss before provision for income taxes	(422)	(10,628)

Provision for income taxes	—	—

Net loss	$(422)	$(10,628)

Net loss per common share - basic and diluted	(0.00)	(0.00)

Weighted average number of common shares outstanding -
basic and diluted	28,009,000	28,009,000

The accompanying notes are an integral part of these condensed financial statements

Quantum Business Strategies, Inc.

(formerly Artin Consulting Inc.)

Condensed Statement of Cash Flows

For the six months ended June 30, 2017
(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,628)
Adjustments to reconcile net loss to net cash utilized in operating activities
Change in accounts receivable	(9,000)
Change in accounts payable and accrued expenses	2,655
Change in prepaid deposits	(22,200)
Change in other receivable	(4,100)
Net cash used in operating activities	(43,273)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	—

CHANGE IN CASH AND CASH EQUIVALENTS:
Net decrease in cash and cash equivalents	(43,273)
Cash and cash equivalents at beginning of year	44,662
Cash and cash equivalents at end of Period	$1,389

NON-CASH SUPPLEMENTARY DISCLOSURES:
Cash paid for interest	$—
Cash paid for income taxes	$—

The accompanying notes are an integral part of these condensed financial statements

Quantum Business Strategies, Inc.

(formerly Artin Consulting Inc.)

Notes to Financial Statements

As of and for the Six Months Ended June 30, 2017

(unaudited)

Note 1. Summary of Significant Accounting Policies

Condensed Interim Financial Statements – The accompanying unaudited condensed financial statements include the accounts of Quantum Business Strategies, Inc. (the “Company”), which was named Artin Consulting Inc. until its name was changed by filing of an amendment to its certificate of incorporation in the State of Nevada on September 10, 2018. These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. Therefore, these statements should be read in conjunction with the most recent financial statements of the Company for the year ended December 31, 2016 included in the Company’s Form S-1 filed with the Securities and Exchange Commission. The Company’s significant accounting principles were presented as Note 2 to the Financial Statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017.

Going Concern - The Company’s financial statements for the period ended June 30, 2017, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company had revenue at June 30, 2017 of $9,000, there was an accumulated deficit of $16,556. Management recognizes that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses as the Company will continue to incur losses.

Since its incorporation, the Company financed its operations almost exclusively through advances from its controlling shareholders. The Company expects to finance operations through the sale of equity or other investments for the foreseeable future, as the Company does not receive significant revenue from its business operations. There is no guarantee that the Company will be successful in arranging financing on acceptable terms.

The Company's ability to raise additional capital is affected by trends and uncertainties beyond its control. The Company does not currently have any arrangements for financing and it may not be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including investor sentiment. Market factors may make the timing, amount, terms or conditions of additional financing unavailable to it. These uncertainties raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company’s other significant accounting policies are summarized in Note 2 of the Company’s Annual Report on Form S-1. There were no significant changes to these accounting policies during the six months ended June 30, 2017 with the exception of the revenue recognition policy in the following paragraph and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Revenues - The Company recognizes revenue when persuasive evidence of an arrangement exists; services have been provided or goods delivered, the price to the buyer is fixed or determinable and collectability is reasonably assured. Revenue from the sale of services, like business plans is recorded at the time of delivery to the client, revenue for consulting services are recorded after the service has been completed.

Quantum Business Strategies, Inc.

(formerly Artin Consulting Inc.)

Notes to Financial Statements

As of and for the Six Months Ended June 30, 2017

(unaudited)

Note 2. Common Stock

The Company has 500,000,000 shares of common shares authorized at a par value of $.001 with no preferred stock. For the year-end December 31, 2016, the initial subscriptions resulted in 28,009,000 shares issued and outstanding.

No common stock transactions occurred during the current period.

During the period ended December 31, 2016 an entity controlled by the Company’ former Chief Executive Officer and Director who resigned in November of 2017 purchased 23,000,000 shares of common stock at $0.001 per share for $23,000.

Note 3. Other Receivable

Funds were advanced to the Company’ former Chief Executive Officer and Director who resigned in November of 2017 for providing customer costs such as business plans, start up and ongoing consulting services of which $4,100 remains as a receivable related to the prior CEO.

Note 4 Related Party Transactions

No related party transactions occurred during the current period.

Note 5. Subsequent Events

On September 10, 2018, Artin Consulting Inc. filed an Articles of Amendment with the Nevada Secretary of State (“SOS”) to change the name from Artin Consulting Inc. to Quantum Business Strategies, Inc.. Also, has been submitted to the SOS an Amendment After Issuance of Stock to request the approval to issue 50,000 Preferred shares for Quantum Business Strategies Inc.

ITEM 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

Forward Looking Statements

This quarterly report contains forward-looking statements that involve risks and uncertainties.  We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements.  Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in this section.

Introduction

We were incorporated on December 21, 2016, under the laws of the State of Nevada under the name Artin Consulting, Inc. On September 10, 2018, we changed the name to Quantum Business Strategies, Inc.. The Company’s purpose is to consult with various US companies who seek to do business in Ukraine as well as Ukraine companies looking to enter the US markets.

The Company has limited operations to date.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated limited revenues since inception and sustained an accumulated net loss of $16,556 as of June 30, 2017. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to receive capital from third parties. No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Results of operations

For the six-month period ending June 30, 2017 the Company had been focused on filing form S-1 and the amendments to the form, which was approved July 3, 2017. Work has begun with a few companies that will use Artin as a business consultant to help them create their business plans, work on their initial start-up and ongoing business consulting. For the three months ending June 30, 2017 the company generated revenues of $9,000 and a loss from operations of $422. For the six months ending June 30, 2017 revenues were $9,000 and a loss from operations of $10,628.

General and administrative expenses for the period included payments to the auditor for their review of the Form S-1 and amendments, payments to the transfer agent for edgarizing and filing the forms, payments to a firm assisting the company with the filings and bank fees. Other liabilities were related to creating business plans and start up for the firms that have hired the Company.

General and administrative expenses for the three months ending June 30, 2017 were $5,822 and for the six months ending June 30, 2017 were $16,028.

Liquidity and Capital Resources

As of June 30, 2017, we had cash on hand of $1,389 and liabilities of $2,655 as compared with cash on hand of $44,662 and liabilities of $0 at December 31, 2016. Cash on hand decreased due to payments made for general operating expenses and prepaid refundable consulting. In the period ending June 30, 2017 cash used in operations was $43,273.

Since our incorporation we have financed our operations from the funds our shareholders invested with their share purchases.

Off-Balance Sheet Arrangements

The Company currently have none.

ITEM 3 – Qualitative and Qualitative Disclosures about Market Risk

Interest Rate Risk - Interest rate risk refers to fluctuations in the value of a security resulting from changes in the general level of interest rates. Investments that are classified as cash and cash equivalents have original maturities of three months or less. Our interest income is sensitive to changes in the general level of U.S. interest rates. We do not have significant short-term investments, and due to the short-term nature of our investments, we believe that there is not a material risk exposure.

ITEM 4 – Controls and Procedures

 As of the end of the fiscal quarter covered by this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Company’s disclosure controls and procedures are not effective in timely alerting her to material information relating to the Company required to be included in this Quarterly Report on Form 10-Q. There have been no changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Part II Other Information

Item 1 Legal Proceedings

Currently the Company is not involved in any legal matters or proceedings.

Item 1A Risk Factors

Any new company will involve risk; investors should realize there is a chance of no return on their investment. Management is still formalizing the business plan and looking for funding. If they cannot find adequate funding to cover the initial operating expenses the company may fail.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

The Company has filed form S-1 with the SEC and anticipates becoming listed on the bulletin board. All the proceeds from the initial investors have been used towards this purpose, payments to the auditor for review, to the transfer agent for edgarizing, payment to a firm that has been assisting with the process, pre-paid refundable consulting and bank fees.

Item 3 Defaults Upon Senior Securities

The Company has no defaults all reports have been filed timely.

Item 4 Mine Safety Disclosures

Not applicable.

Item 5 Other Information

None

ITEM 6 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.		Description of Exhibits

Exhibit 3.1		Articles of Incorporation of the Company

Exhibit 3.2		Bylaws of the Company

Exhibit 31.1	*	Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

Exhibit 32.1	*	Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†		XBRL Instance Document

101.SCH†		XBRL Taxonomy Extension Schema

101.CAL†		XBRL Taxonomy Extension Calculation Linkbase

101.DEF†		XBRL Taxonomy Extension Definition Linkbase

101.LAB†		XBRL Taxonomy Extension Label Linkbase

101.PRE†		XBRL Taxonomy Extension Presentation Linkbase

† XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quantum Business Strategies, Inc. (formerly Artin Consulting Inc.)

By:	/s/ Holly Roseberry
Chief Executive Officer and Principal Financial Officer

Date: September 13, 2018