Form 10-Q
period 2017-09-30
QUANTUM BUSINESS STRATEGIES, INC.
filed 2018-10-10
CIK 1697730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to

Commission file number 333-216026

Quantum Business Strategies, Inc.

(formerly Artin Consulting Inc.)

(Name of Registrant as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	81-4787814 (I.R.S. Employer Identification No.)
1260 North Sloan, Lane, Las Vegas, Nevada (Address of Principal Executive Offices)	89110 (Zip Code)
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

On October 9, 2018, there were 28,009,000 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Unaudited Condensed Financial Statements

Quantum Business Strategies, Inc.

(Formerly Artin Consulting Inc.)

Condensed Balance Sheets

	September 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash	$21	$44,662
Prepaid deposits	19,800	—
Accounts receivable	15,000	—
Other receivable	1,100	—

Total current assets	35,921	44,662

Total assets	$35,921	$44,662

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$1,340	$—

Total current liabilities	1,340	—

Commitments and contingencies	—	—

Stockholders' equity:

Common stock, $.001 par value, 500,000,000 shares authorized, 28,009,000 issued and outstanding as of September 30, 2017 and December 31, 2016 respectively	28,009	28,009
Additional paid-in capital	22,581	22,581
Accumulated deficit	(16,009)	(5,928)

Stockholders' equity	34,581	44,662

Total liabilities and stockholders' equity	$35,921	$44,662

See accompanying notes to condensed consolidated financial statements.

Quantum Business Strategies, Inc.

(Formerly Artin Consulting Inc.)

Condensed Statements of Operations

(unaudited)

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2017	2017

Sales	$6,000	$15,000

Operating expenses:

General and administrative	3,053	19,081

Cost of sales	2,400	6,000

Total operating expenses	5,453	25,081

Income (loss) from operations	547	(10,081)

Other income (expenses)	—	—

Net income (loss) before provision for income taxes	547	(10,081)

Provision for income taxes	—	—

Net income (loss)	$547	$(10,081)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding -
basic and diluted	28,009,000	28,009,000

See accompanying notes to condensed consolidated financial statements.

Quantum Business Strategies, Inc.

(Formerly Artin Consulting Inc.)

Condensed Statement of Cash Flows

(unaudited)

Nine months ended September 30, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,081)
Adjustments to reconcile net loss to net cash utilized in operating activities
Change in accounts receivable	(15,000)
Change in accounts payable and accrued expenses	1,340
Change in prepaid deposits	(19,800)
Change in other receivable	(1,100)
Net cash used in operating activities	(44,641)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	—

CHANGE IN CASH AND CASH EQUIVALENTS:
Net decrease in cash and cash equivalents	(44,641)
Cash and cash equivalents at beginning of year	44,662
Cash and cash equivalents at end of period	$21

See accompanying notes to condensed consolidated financial statements.

Quantum Business Strategies, Inc.

(formerly Artin Consulting Inc.)

Notes to Condensed Financial Statements

As of and for the Nine Months Ended September 30, 2017

(unaudited)

(1)	Summary of Significant Accounting Policies

Business Description- Quantum Business Strategies, Inc. (the “Company”), formerly Artin Consulting Inc., was incorporated in the State of Nevada on December 21, 2016. On September 10, 2018, the company filed an amendment to its certificate of incorporation in the State of Nevada to change the Company name.

Quantum Business Strategies, Inc. continues to solicit new clients for consulting services. Quantum is involved in overseeing the development of AZT Systems and on September 18, 2018 closed the purchase of AZT Systems which will be operated by Quantum’s wholly owned subsidiary AZT Systems Inc ( a Nevada Corporation). Quantum has retained Holly Roseberry and Frank Ziegler to oversee the software development, locate expert consultants to assist with funding and launching AZT Systems. The software development staff and operations are based out of Ahmedabad India.

Condensed Interim Financial Statements- The accompanying are the unaudited condensed financial statements of the Company. These financial statements and notes should be read in conjunction with the most recent financial statements of the Company for the year ended December 31, 2016, included in the Company’s Form S-1 filed with the Securities and Exchange Commission under the former company name “Artin Consulting Inc.”. These financial statements are condensed and, therefore, do not include all disclosures normally required by U.S. generally accepted accounting principles (“U.S. GAAP”).

The Company’s significant accounting principles were presented as Note 2 to the Financial Statements in the Form S-1 report these statements should be read along with that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017.

Going Concern - The Company’s unaudited financial statements for the period ended September 30, 2017, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the ordinary course of business.

As of September 30, 2017, the Company had revenue of $15,000, offset by an accumulated deficit of $(16,009). Management recognizes that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity or debt financing and revenue to cover expenses as the Company will continue to incur losses.

Quantum Business Strategies, Inc.

(formerly Artin Consulting Inc.)

Notes to Condensed Financial Statements

As of and for the Nine Months Ended September 30, 2017

(unaudited)

(1)	Summary of Significant Accounting Policies (continued)

Since its incorporation, the Company financed its operations almost exclusively through advances from its controlling shareholders. The Company expects to fund operations through the sale of equity or other investments for the foreseeable future, as the Company does not receive significant revenue from its business operations. There is no guarantee that the Company will be successful in arranging to finance on acceptable terms.

The Company's ability to raise additional capital is affected by trends and uncertainties beyond its control. The Company does not currently have any arrangements for financing, and it may not be able to find such funding if required. Obtaining additional financing would be subject to some factors, including investor sentiment. Market factors may make the timing, amount, terms or conditions of additional funding unavailable to it. These uncertainties raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company’s other significant accounting policies are summarized in Note 2 of the Company’s Annual Report on Form S-1. There were no significant changes to these accounting policies during the nine months ended September 30, 2017, except for the revenue recognition policy in the following paragraph and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Revenues - The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been provided, the price to the buyer is fixed or determinable, and collectability is reasonably assured. Revenue from the sale of services, like business plans are recorded at the time of delivery to the client, income for consulting services are recognized after the service has been rendered.

Quantum Business Strategies, Inc.

(formerly Artin Consulting Inc.)

Notes to Condensed Financial Statements

As of and for the Nine Months Ended September 30, 2017

(unaudited)

(2)	Common Stock

During the current period ending September 30, 2017, no common stock transactions occurred.

The Company has 500,000,000 shares of common shares authorized at a par value of $.001 and 50,000 shares of preferred shares authorized at a par value of $.01. For the year-end December 31, 2016, the initial subscriptions resulted in 28,009,000 shares of common stock issued and outstanding.

During the period ended December 31, 2016 an entity controlled by the Company’ former Chief Executive Officer and Director who resigned in November of 2017 purchased 23,000,000 shares of common stock at $0.001 per share for $23,000.

(3)	Other Receivable

Funds were advanced to the Company’ former Chief Executive Officer and Director who resigned in November of 2017 for providing customer costs such as business plans, start up and ongoing consulting services of which $1,100 remains as a receivable related to the prior CEO.

(4)	Related Party Transactions

No related party transactions occurred during the current period ending September 30, 2017.

Quantum Business Strategies, Inc.

(formerly Artin Consulting Inc.)

Notes to Condensed Financial Statements

As of and for the Nine Months Ended September 30, 2017

(unaudited)

(5)	Subsequent Events

On September 10, 2018, Artin Consulting Inc. filed Articles of Amendment with the Nevada Secretary of State to change the name from Artin Consulting Inc. to “Quantum Business Strategies, Inc.”. The same amendment submitted to Secretary of State, (an Amendment After Issuance of Stock) documented the approval to issue 50,000 Preferred shares at $.01 par value for Quantum Business Strategies Inc.

On September 10, 2018, Quantum filed documents with the Nevada Secretary of State forming AZT Systems, Inc. as a wholly owned subsidiary of the Company. AZT Systems Inc. will own, operate and market the restaurant software and continue to oversee further development and updates.

On September 18, 2018, we entered into an asset purchase agreement with A & S Holdings, Inc. to purchase a restaurant point-of-sale software suite that manages customer payments, reservations, orders, reviews, and entertainment, which is known as the "AZT System," (the "Software"). The total payment for the Software will be $25,000 in cash at closing, and the issuance of our convertible note in the principal amount for $2,175,000, to A & S Holdings, due September 18, 2021, convertible into 108,750,000 shares of our common stock. We plan to further develop and initiate marketing of the Software to restaurants as well as other food services businesses.

ITEM 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

The following is a discussion of our current financial position and results of operations. This discussion should be read in conjunction with our unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report and our audited financial statements of the Company for the year ended December 31, 2016, contained in the Company’s Form S-1 filed with the Securities and Exchange Commission under the former company name “Artin Consulting Inc.”. This discussion should also be read together with the disclosures below regarding “Forward-Looking Statements.”

Forward-Looking Statements

This quarterly report contains forward-looking statements that involve risks and uncertainties, and are not based solely on historical facts. We use words such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend” and similar expressions to identify such forward-looking statements. These forward-looking statements reflect our expectation of future events and our actual results are likely to differ materially from those anticipated in these statements for many reasons, including the risks faced by us described in this section.

Introduction

Quantum Business Strategies, Inc. (the “Company”), formerly Artin Consulting Inc., was incorporated in the State of Nevada on December 21, 2016. On September 10, 2018, the company filed an amendment to its certificate of incorporation with the State of Nevada to change the Company name. The Company is looking to further develop the AZT System for restaurants and market it, starting in the United States, and then continuing on to other countries worldwide.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated limited revenues since inception and sustained an accumulated net loss of $16,009 as of September 30, 2017. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to receive capital from third parties. No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As of September 30, 2017, the Company has limited operations.

Results of Operations

During the nine month period ended September 30, 2017, the Company worked with the developers of AZT Systems putting together a plan for Quantum to purchase the software and setting up a detailed project that will be detailed further in the following section: “AZT Systems Project Plan.”

For the three months ending September 30, 2017, the Company generated sales for $6,000, to create such sales the Company incurred in cost of goods sold of $2,400. For the nine months ending September 30, 2017, the Company generated sales for $15,000, to create such sales the Company incurred in cost of goods sold of $6,000.

For the three and nine months ending September 30, 2017 the Company had a net income (loss) of $547 and $(10,081), respectively.

General and administrative expenses for the three and nine months ended September 30, 2017 were $3,053 and $19,081, respectively. Such general and administrative expenses included legal, audit and accounting fees, consulting fees and payments to the transfer agent for edgarizing and filing the forms, payments to a firm assisting the Company with the filings and bank fees.

AZT Systems Project Plan

Initial Six Month Live Testing Stage – The Company will be ready for our first soft launch Test Restaurant approximately March 2019. Two months after this, we will be able to launch 12 additional Restaurants to resolve any issues that may arise before marketing on a full scale. We will conduct three onsite video interviews with the top performing and enthusiastic managers of these Restaurants. During the interviews we will receive actual payroll cost savings by departments, examples of increased efficiencies and overall opinion of the AZT System by an Independent Restaurant Manager or Owner.

Also during this period, AZT Systems will setup Cloud network systems to launch the next 500 Restaurants through Digital Marketing materials and platforms including Facebook, Twitter, Instagram etc. Corporate Marketing materials will be prepared and ready for campaigns to Restaurant Associations, Restaurant Franchises and Chamber of Commerce.

Second Six Month Marketing Campaign for USA approximately to start September 2019 – We hope to achieve a goal of 500 Restaurants within the following six months with an estimated acquisition cost of $200 per Restaurant equaling a total marketing budget of $100,000. This could result in revenues of approximately $600,000 from Reoccurring Software fees, Equipment Sales and Equipment lease commissions and advertising revenue.

Followed by a Third Six Month Marketing Campaign for USA, Canada, Mexico and Europe. With an approximate starting time of March 2020. We hope to achieve a goal of an additional 1,200 Restaurants within this third six month period. Once again with an estimated acquisition cost of $200 per Restaurant the total marketing budget would equal $240,000. This could result in Gross Revenues of approximately $1,500,000 from Reoccurring Software fees, Equipment Sales and Equipment lease commissions and, advertising revenue.

Liquidity and Capital Resources

As of September 30, 2017, and December 31, 2016, we had cash of $21 and $44,662, respectively. This decrease on cash was mainly due to payments made for general operating expenses and prepaid refundable consulting services that were recognized during the Period ended on September 30, 2017.

As of September 30, 2017, and December 31, 2016, we had liabilities of $1,340 and $0, respectively.

Since our incorporation we have financed our operations from the funds our shareholders invested with their share purchases.

Off-Balance Sheet Transactions

None.

ITEM 3. Qualitative and Qualitative Disclosures about Market Risk

Smaller reporting companies are not required to provide the information needed for this item.

ITEM 4. Controls and Procedures

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Currently the Company is not involved in any legal matters and we are not aware of any material legal proceedings against us or our assets.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information needed for this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not sell or repurchase any Shares during the three months ended September 30, 2017.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits

3.1	Articles of Incorporation of the Company

3.2	Bylaws of the Company

4.1	Certificate of Amendment to Articles of Incorporation for Nevada Profit Corporations Pursuant to NRS 78.385 and 78.390- After issuance of Stock

31.1	Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quantum Business Strategies, Inc. (formerly Artin Consulting Inc.)

By:	/s/ Holly Roseberry
Chief Executive Officer and Principal Financial Officer

Date: October 9, 2018

-14-