Form 10-K
period 2017-12-31
QUANTUM BUSINESS STRATEGIES, INC.
filed 2019-02-20
CIK 1697730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to ________

Commission file number 333-216026

Quantum Business Strategies, Inc. (formerly Artin Consulting Inc.)
(Name of Registrant as Specified in Its Charter)

Nevada	81-4787814
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1260 North Sloan Lane, Las Vegas, Nevada	89110
(Address of Principal Executive Offices)	(Zip Code)

(702) 296-2754

(Issuer’s Telephone Number, Including Area Code)

 Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, Par value $0.001 per share

Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes     ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No

On February 8, 2019, there were 28,009,000 shares of common stock outstanding.

Quantum Business Strategies, Inc.

(formerly Artin Consulting Inc.)

PART I

Forward-Looking Statements

Certain statements within this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements. Forward-looking statements that involve risks and uncertainties, are not based solely on historical facts. We use words such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend” and similar expressions to identify such forward-looking statements. These forward-looking statements reflect our expectation of future events and our actual results are likely to differ materially from those anticipated in these statements for many reasons, including the risks faced by us described in this section

Item 1. Business

Quantum Business Strategies, Inc. (the “Company”), formerly Artin Consulting Inc., was incorporated in the State of Nevada on December 21, 2016. On September 10, 2018, the company filed an amendment to its certificate of incorporation with the State of Nevada to change the Company name. The Company is looking to further develop the AZT System for restaurants and marketing it, starting in the United States, and then continuing on to other countries worldwide.

We commenced operations on December 21, 2016, which are limited to organizational and business developmental activities. We will be an international consulting company that intends to assists start-ups, as well as established companies, with consulting services beginning with companies doing business in the United States and Ukraine providing administrative support. Our mission is to assist the management of early stage development companies with services designed to keep them focused on their core business ideas while providing guidance to enter their desired marketplace. We have had no operations at this time and have limited financial resources. Our auditors indicated in their report on our financial statements that “the Company’s lack of business operations and early losses raise substantial doubt about our ability to continue as a going concern.” Our operations to date have been devoted primarily to start-up, development and operational activities, which include:

1.	Formation of the Company;
2.	Development of our business plan;
3.	Evaluating various target industries to market our services;
4.	Research on marketing channels/strategies for our services;
5.	The development of our initial online website; and
6.	Research on services and pricing our services.

We intend to provide services to companies to assist the founders develop their product and services and provide hands-on support services to reduce startup costs and accelerate time to market. Besides general administrative services, we intend to offer services on a referral basis assistance with, corporate formation and structure. We also intend to offer virtual office space, financial and accounting resources, marketing and branding services and legal guidance by partnering with law firms and accounting firms. These professional referrals will deal directly with the client for payment of their offered services. By offering these services, we intend to enable our potential entrepreneurial clients the time to focus on developing their products and services so they are not consumed with administrative activities that will take valuable time from their work schedules.

We believe that the administrative and other consulting services will increase the value of our potential client’s businesses thereby increasing the attractiveness for additional capital to enable them to bring their products and services to market. At this time, we have no official fee structure; pricing will be based upon job description and the anticipated services required by the client company.

Our Company is an Emerging Growth Company as defined in the Jumpstart Our Business Startups Act.

The Company shall continue to be deemed an emerging growth company until the earliest of:

(A)

the last day of the fiscal year of the issuer during which it had total annual gross revenues of $1,000,000,000.00 (as such amount is indexed for inflation every five (5) years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,000,000) or more;

(B)

the last day of the fiscal year of the issuer following the fifth (5th) anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective registration statement under this title;

(C)	the date on which such issuer has, during the previous three (3) year period, issued more than $1,000,000,000.00 in non-convertible debt; or

(D)	the date on which such issuer is deemed to be a ‘large accelerated filer’, as defined in section 240.12b-2 of title 17, Code of Federal Regulations, or any successor thereto.’.

As an emerging growth company, the company is exempt from Section 404(b) of Sarbanes Oxley. Section 404(a) requires Issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. This statement shall also assess the effectiveness of such internal controls and procedures.

Section 404(b) requires that the registered accounting firm shall, in the same report, attest to and report on the assessment on the effectiveness of the internal control structure and procedures for financial reporting.

As an emerging growth company, the company is exempt from Section 14A and B of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes.

The Company has irrevocably opted out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the Act.

Employees

We have no direct employees. Our Chief Executive Officer and Principal Financial Officer supervise and control our business affairs and operations.

Available Information

Our Annual Report on Form 10-K, our most recent Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, and any amendments to those reports, are available free of charge on the Securities and Exchange Commission (the “SEC”) website at http://www.sec.gov.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information needed for this item.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We neither own nor lease office space or any other real property for our business at the present time. Office space, utilities and storage are currently being provided at this address by the Company officer. There are currently no proposed plans for the change of facilities in use.

Item 3. Legal Proceedings

Currently the Company is not involved in any legal matters and we are not aware of any material legal proceedings against us or our assets.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Securities, Related Security Holder Matters and Issuer Purchases of Equity Securities.

As of February 8, 2019, there were approximately 37 record holders of the Company's Common Stock. The Company's Common Stock is not yet quoted on the OTC Markets Group OTCQB market. The Company has received SEC approval on the S-1 filing and is working towards obtaining a stock symbol.

Holders of common stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefore and, in the event of liquidation, to share pro rata in any distribution ofartico the Company's assets after payment of liabilities. The Board of Directors is not obligated to declare a dividend. The Company has not paid any dividends and the Company does not have any current plans to pay any dividends.

As of the date of this report,

1.	There are no outstanding options or warrants to purchase, or other instruments convertible into, common equity of Quantum Business Strategies Inc;

2.	There are currently no shares of our common stock held by our officers and directors, therefore Rule 144 under the Securities Act; regarding eligible to be sold is not applicable.

3.	Other than the stock registered under the Initial Registration Statement, there is no stock currently proposed to be publicly offered so no dilution to the current shareholders exists.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

The following is a discussion of our current financial position and results of operations. This discussion should be read in conjunction with our financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Statements made in this section may be considered forward-looking.

Overview

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated limited revenues since inception and sustained an accumulated net loss of $16,009 as of December 31, 2017. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to receive capital from third parties. No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As of December 31, 2017, the Company has limited operations.

Recent Significant Transactions

On September 10, 2018, Artin Consulting Inc. filed Articles of Amendment with the Nevada Secretary of State to change the name from Artin Consulting Inc. to “Quantum Business Strategies, Inc.”. The same amendment submitted to Secretary of State, (an Amendment After Issuance of Stock) documented the approval to issue 50,000 Preferred shares at $.01 par value for Quantum Business Strategies Inc.

On September 18, 2018, we entered into an asset purchase agreement with A & S Holdings, Inc. to purchase a restaurant point-of-sale software suite that manages customer payments, reservations, orders, reviews, and entertainment, which is known as the "AZT System," (the "Software"). The total payment for the Software was $25,000 in cash at closing, and the issuance of our convertible note in the principal amount for $2,175,000, to A & S Holdings, due September 18, 2021. A&S may, at any time from the date of this Note until the date that Artin pays the entire amount of Principal to A&S, at its sole option, from time to time convert a portion, or all, of the Principal amount outstanding into shares of common stock in the capital of Artin (the "Shares"). Each $0.02 of Principal outstanding at the time of conversion may be converted into one Share. We plan to further develop and initiate marketing of the Software to restaurants as well as other food services businesses.

AZT Systems Project Plan

Initial Six-Month Live Testing Stage – The Company is ready for our first soft launch Test Restaurant. Two months after this, we will be able to launch 12 additional Restaurants to resolve any issues that may arise before Marketing on a full scale. We will conduct three onsite video interviews with the top performing and enthusiastic managers of these Restaurants. During the interviews we will receive actual payroll cost savings by departments, examples of increased efficiencies and overall opinion of the AZT System by Independent Restaurant Managers or Owners.

Also during this period, AZT Systems will setup Cloud network systems to launch the next 500 Restaurants through Digital Marketing materials and platforms including Facebook, Twitter, Instagram etc. Corporate Marketing materials will be prepared and ready for campaigns to Restaurant Associations, Restaurant Franchises and Chamber of Commerce.

Second Six-Month Marketing Campaign for USA – We hope to achieve a goal of 500 Restaurants within the following six months with an estimated acquisition cost of $200 per Restaurant equaling a total marketing budget of $100,000. This could result in revenues of approximately $600,000 from Reoccurring Software fees, Equipment Sales and Equipment lease commissions and advertising revenue.

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

Results of Operations

For the year ending December 31, 2017 the Company generated revenues of $15,000 partially offset by a net loss of $(11,241). For the year ending December 31, 2016 no revenues were generated, however, we recorded a net loss of $(5,928) mainly due to administrative expenses incurred during the inception period.

General and administrative expenses for the period included payments to the transfer agent for edgarizing and filing the forms, payments to a firm assisting the company with the filings and bank fees. Other liabilities were related to creating business plans and startup for the firms that have hired the Company.

General and administrative expenses for the year ended December 31, 2017 and 2016 were $20,241 and $5,928, respectively.

Liquidity and Capital Resources

As of December 31, 2017, and 2016 we had cash of $1 and $44,662, respectively. This decrease on cash was mainly due to payments made for general operating expenses and prepaid refundable consulting services that were recognized during the year ended on December 31, 2017.

As of December 31, 2017, and 2016, we had liabilities of $1,380 and $0, respectively.

Since our incorporation we have financed our operations from the funds our shareholders invested with their share purchases.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At the time we acquire or divest of our interest in Assets, we may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities. The CEO believes that any liability of ours that may arise as a result of any such indemnification obligations may or may not have a material adverse effect on our consolidated financial condition or results of operations taken as a whole.

Off-Balance Sheet Transactions

None.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Quantum Business Strategies, Inc.

(Formerly Artin Consulting Inc.)

Balance Sheets

	December 31,
	2017	2016
Assets
Current assets:
Cash	$1	$44,662
Prepaid deposits	19,800	-
Accounts receivable	15,000	-
Other receivable	-	-

Total current assets	34,801	44,662

Total assets	$34,801	$44,662

Liabilities and Stockholder's Equity

Current liabilities:
Accounts payable and accrued expenses	$1,380	$-

Total currents liabilities	1,380	-

Commitments and contingencies	-	-

Stockholders' equity:
Common stock, $.001 par value, 500,000,000 shares authorized, 28,009,000 issued and outstanding as of December 31, 2017 and 2016, respectively.	28,009	28,009
Additional paid-in capital	22,581	22,581
Accumulated deficit	(17,169)	(5,928)

Stockholders' equity	33,421	44,662

Total liabilities and stockholders' equity	$34,801	$44,662

See accompanying notes to financial statements.

Quantum Business Strategies, Inc.

(Formerly Artin Consulting Inc.)

Statements of Operations

	Year ended December 31, 2017	For the Period From December 21, 2016 (Inception) through December 31, 2016
Sales	$15,000	$-

Operating expenses:

General and administrative	20,241	5,928

Cost of sales	6,000	-

Total operating expenses	26,241	5,928

Loss from operations	(11,241)	(5,928)

Other (expenses)/ income	-	-

Net loss before provision for income taxes	(11,241)	(5,928)

Provision for income taxes	-	-

Net loss	$(11,241)	$(5,928)

Net loss per common share- basic and diluted	-	-

Weighted average number of common shares outstanding- basic and diluted	28,009,000	28,009,000

See accompanying notes to financial statements.

Quantum Business Strategies, Inc.

(Formerly Artin Consulting Inc.)

Statements of Stockholders' Equity

	Common Stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance December 21, 2016 (Inception)	-	$-	$-	$-	$-
Common stock issued to former officer and director for cash	23,000,000	23,000	-	-	23,000
Common stock issued to investors for cash	5,009,000	5,009	22,581	-	27,590
Net loss for period	-	-	-	(5,928)	(5,928)
Balance December 31, 2016	28,009,000	28,009	22,581	(5,928)	44,662
Net loss for period	-	-	-	(11,241)	(11,241)
Balance December 31, 2017	28,009,000	$28,009	$22,581	$(17,169)	$33,421

See accompanying notes to financial statements.

Quantum Business Strategies, Inc.

(Formerly Artin Consulting Inc.)

Statements of Cash Flows

	Year ended December 31, 2017	For the Period From December 21, 2016 (Inception) through December 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,241.00)	$(5,928.00)
Adjustments to reconcile net loss to net cash utilized in operating activities
Change in accounts receivable	(15,000)	-
Change in accounts payable and accrued expenses	1,380	-
Change in prepaid deposit	(19,800)	-
Change in other receivable	-	-
Net cash used in operating activities	(44,661)	(5,928)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued to officer and director	-	2,000
Proceeds from common stock issued to investors	-	27,590
Proceeds from short term advances	-	250
Repayment of short term advances	-	(250)
Net cash provided by financing activities	-	29,590

CHANGE IN CASH AND CASH EQUIVALENTS:
Net decrease in cash and cash equivalents	(44,661)	44,662
Cash and cash equivalents at beginning of year	44,662	-
Cash and cash equivalents at end of Period	$1	$44,662

See accompanying notes to financial statements.

Quantum Business Strategies, Inc.

(Formerly Artin Consulting Inc.)

Notes to Financial Statements

December 31, 2017

(1) Organization of Business and Nature of Operations

Business Description - Quantum Business Strategies, Inc. (the “Company”), formerly Artin Consulting Inc., was incorporated in the State of Nevada on December 21, 2016. On September 10, 2018, the company filed an amendment to its certificate of incorporation with the State of Nevada to change the Company name.

Quantum Business Strategies, Inc. continues to solicit new clients for its consulting services. Quantum is involved in overseeing the development of AZT Systems and on September 18, 2018 closed the purchase of AZT Systems which will be operated by Quantum’s wholly owned subsidiary AZT Systems Inc (a Nevada Corporation). Quantum has retained Holly Roseberry and Frank Ziegler as consultants to oversee the software development, locate expert consultants to assist with funding and launching AZT Systems. The software development staff and operations are based out of Ahmedabad India.

We are a startup company that commenced operations on December 21, 2016, which are limited to organizational and business developmental activities. We will be an international consulting company intending to assists start-ups., as well as established companies, with consulting services focused on those doing business in the United States and Ukraine, providing administrative support and consulting. Our goal is to assist management in early stage companies with services designed to keep them focused on their core business ideas, while provide assistance on the proper way to enter the desired marketplace. We have limited operations at this time and limited financial resources. Our auditors indicate in their report on our financial statements that “the Company’s lack of business operations and early losses raise substantial doubt about our ability to continue as a going concern.” Our operations to date have been devoted primarily to start-up, development and operational activities.

Year-End Financial Statements - The accompanying are the audited year-end financial statements of the Company for 2017. These financial statements and notes should be read in conjunction with the Company’s Form S-1 filed with the Securities and Exchange Commission under the former company name “Artin Consulting Inc.”.

Going Concern - The Company’s audited financial statements for the year ended December 31, 2017, and 2016, respectively, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the ordinary course of business.

For the period ended December 31, 2017 the Company had revenue of $15,000, partially offset by an accumulated deficit of $(17,169). For the period ended December 31, 2016 the Company did not have any revenue and there was an accumulated deficit of $(5,928). Management recognized that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses. These financial statements do not contain adjustments that might result from the Company being unable to continue as a going concern.

Quantum Business Strategies, Inc.

(Formerly Artin Consulting Inc.)

Notes to Financial Statements

December 31, 2017

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

The Company's ability to raise additional capital is affected by trends and uncertainties beyond its control. The Company does not currently have any arrangements for financing, and it may not be able to find such funding as required. Obtaining additional financing would be subject to some factors, including investor sentiment. Market factors may make the timing, amount, terms or conditions of additional funding unavailable to it. These uncertainties raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

(2) Summary of Significant Accounting Policies

Basis of Presentation - The summary of significant accounting policies is presented to assist in the understanding of the financial statements. The financial statements and notes are the representations of management. These accounting policies conform to accounting policies generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

There were no significant changes to these accounting policies during the year ended December 31, 2017, except for the revenue recognition policy in the following paragraph and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Uses of Estimates - The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates and judgments, including those related to revenue recognition, inventories, adequacy of allowances for doubtful accounts, valuation of long-lived assets and goodwill, income taxes, litigation and warranties. The Company bases its estimates on anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from those estimates.

Quantum Business Strategies, Inc.

(Formerly Artin Consulting Inc.)

Notes to Financial Statements

December 31, 2017

Accounting policies - The summary of significant accounting policies is presented to assist in the understanding of the financial statements. The financial statements and notes are the representations of management. These accounting policies conform to accounting policies generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

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

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments - Our financial instruments consist principally of accounts receivable, amounts due to related parties and loans payable. ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments establish a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements.

The Company has categorized its financial instruments, based on the priority of inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

Financial assets and liabilities recorded on the balance sheet are categorized based on the inputs to the valuation techniques as follows:

Level 1	Financial assets and liabilities for which values are based on unadjusted quoted prices for identical assets or liabilities in an active market that management has the ability to access.

Level 2

Financial assets and liabilities for which values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability (commodity derivatives and interest rate swaps).

Level 3

Financial assets and liabilities for which values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.

Quantum Business Strategies, Inc.

(Formerly Artin Consulting Inc.)

Notes to Financial Statements

December 31, 2017

When the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. The carrying amounts of cash and cash equivalents, and loans payable approximate fair value because of the short-term nature of these items. Per ASC Topic 820 framework these are considered Level 3 inputs where estimates are unobservable by market participants outside of the Company and must be estimated using assumptions developed by the Company. The carrying value of short-term financial instruments, including cash, accounts payable and accrued expenses, and short-term borrowings approximate fair value due to the relatively short period to maturity for these instruments.

Concentration of Credit Risk and Significant Customers - Cash is maintained in bank accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on cash.”

Earnings per share - Basic earnings/loss per common share is computed based on the weighted average number of shares outstanding during the year. Diluted earnings per common share is computed by dividing net earnings (loss) by the weighted average number of common shares and potential common shares during the specified periods. The Company has no outstanding options, warrants or other convertible instruments that could affect the calculated number of shares.

Recent accounting pronouncements - The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations

(3) Common Stock

The Company has 500,000,000 shares of common shares authorized at a par value of $.001 and 50,000 shares of preferred shares authorized at a par value of $.01.

During the current period ending December 31, 2017, no common stock transactions occurred. For the year-end December 31, 2016, the initial subscriptions resulted in 28,009,000 shares of common stock issued and outstanding.

During the period ended December 31, 2016 an entity controlled by the Company’ former Chief Executive Officer and Director who resigned in November of 2017 purchased 23,000,000 shares of common stock at $0.001 per share for $23,000.

Quantum Business Strategies, Inc.

(Formerly Artin Consulting Inc.)

Notes to Financial Statements

December 31, 2017

(4) Other Receivable

No other receivable transactions occurred during the current period ending December 31, 2017 and 2016, respectively.

(5) Related Party Transactions

No related party transactions occurred during the current period ending December 31, 2017 and 2016, respectively.

(6) Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse.

Future tax benefits for net operating loss carry-forwards will be recognized to the extent that realization of these benefits is considered more likely than not. To the extent that we will not realize a future tax benefit, a valuation allowance is established.

We will recognize and measure benefits for uncertain tax positions using a two-step approach. The first step will be to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that is it more likely than not that the tax positions will be sustained upon audit, including resolution of any related appeals or litigation processes. For tax positions that are more likely than not to be sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. Our practice will be to recognize interest and/or penalties related to income tax matters in income tax expense. Significant judgment is required to evaluate uncertain tax positions. Evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of tax audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in income tax expense in the period in which the change is made, which could have a material impact our effective tax position.

Quantum Business Strategies, Inc.

(Formerly Artin Consulting Inc.)

Notes to Financial Statements

December 31, 2017

For the tax year ending December 31, 2017 and 2016, the Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal and state statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended December 31,
	2017	2016
Income tax benefit computed at the statutory rate	$3,934.00	$2,075.00
Change in valuation allowance	(3,934.00)	(2,075.00)
Provision for income taxes	$-	$-

Significant components of the Company’s deferred tax assets and liabilities after applying enacted corporate income tax rates, are as follows:

	Year Ended December 31,
	2017	2016
Net operating losses	$3,934.00	$2,075.00
Valuation allowance	(3,934.00)	(2,075.00)
Net deferred income tax assets	$-	$-

The Company has net operating loss carryforwards of $11,241 at December 31, 2017 which expire commencing in 2036.

(7) Subsequent Events

On September 10, 2018, Artin Consulting Inc. filed Articles of Amendment with the Nevada Secretary of State to change the name from Artin Consulting Inc. to “Quantum Business Strategies, Inc.”. The same amendment submitted to Secretary of State, (an Amendment After Issuance of Stock) documented the approval to issue 50,000 Preferred shares at $.01 par value for Quantum Business Strategies Inc.

On September 18, 2018, we entered into an asset purchase agreement with A & S Holdings, Inc. to purchase a restaurant point-of-sale software suite that manages customer payments, reservations, orders, reviews, and entertainment, which is known as the "AZT System," (the "Software"). The total payment for the Software was $25,000 in cash at closing, and the issuance of our convertible note in the principal amount for $2,175,000, to A & S Holdings, due September 18, 2021. A&S may, at any time from the date of this Note until the date that Artin pays the entire amount of Principal to A&S, at its sole option, from time to time convert a portion, or all, of the Principal amount outstanding into shares of common stock in the capital of Artin (the "Shares"). Each $0.02 of Principal outstanding at the time of conversion may be converted into one Share. We plan to further develop and initiate marketing of the Software to restaurants as well as other food services businesses.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officer, management has established a system of disclosure, controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management's Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer has concluded that our disclosure, controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of July 31, 2016, were effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting; as such term is defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2017. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report. Management concluded in this assessment that as of December 31, 2017, our internal control over financial reporting is not effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of our 2017 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

12

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our executive officers and directors and their respective ages as of December 31, 2017 are as follows:

Name	Age	Office

Holly Roseberry	66	Chief Executive Officer and Principal Financial Officer

Holly Roseberry has worked as an independent business consultant for many years (2012 – 2017). She holds a Bachelor of Arts degree from Sacred Heart University in Bridgeport, Connecticut graduating in 1973. She previously served as director on the board of ChitrChatr Communications (2013 - 2016, Li-ion Motors (2002 – 2011) and Sky Power Solutions (2005 - 2008).

For the past five years Ms. Roseberry has provided consulting services mainly for ChitrChatr Communications and Cyber Apps World (formerly Sky Power). She has not been involved with Li-ion Motors since she resigned December 1, 2011. These are all the companies she has consulted with.

•	2005-2008 Sky Power Solutions which worked on a solar dish to concentrate solar energy. Sky Power had previously worked on lithium batteries then moved their focus to the solar dish. The Company had several name changes, changing the focus and scope of work. Ms. Roseberry served as an officer and a director for Sky Power/Cyber Apps World. In those dual capacities she oversaw many activities of the corporation including accounts payable, payroll, regulatory filings (10K 10Q), dealings with the transfer agent and attorneys.

•	2013-2016 ChitrChatr Communications whose principal business is communications, they were a developmental stage company putting together a platform for all forms of talk, text, chat, social networking. Chitr had the alpha testing phase completed.

•	2002-2011 Li-ion Motors Corp. a company developing electric cars.

•	2005-2008 Sky Power Solutions which worked on a solar dish to concentrate solar energy. They exhibited a prototype at the Solar Power International in Chicago in 2013.

In general, officers and directors of a Nevada corporation are obligated to exercise their powers in good faith and with a view to the interests of the corporation.

13

Item 11. Executive Compensation.

The following table sets forth information for the periods indicated concerning the aggregate compensation paid by the Company and its subsidiaries to certain of the Company’s executive officers (the “Named Executives”).

Name and Principal Position (a)	Year (b)	Salary $ (c)	Bonus $ (d)	Stock Awards $ (e)	Option Awards $ (f)	Non-Equity Incentive Plan Compensation $ (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings $ (h)	All Other Compensation (i)	Total

Holly Roseberry, Chief Executive Officer and Principal Financial Officer	2017	$—	$—	$—	$—	$—	$—	$—	$-0-
Katerna Malenko, Chief Executive Officer and Principal Financial Officer	2017	$4,100	$—	$—	$—	$—	$—	$—	$4,100
Kateryna Malenko, Chief Executive Officer and Principal Financial Officer	2016	$—	$—	$—	$—	$—	$—	$—	$-0-

We have not entered into any employment agreement or consulting agreement with our directors and executive officers.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

14

Director Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay our directors any fees or other compensation in the year ended December 31, 2017.

We have no formal plan for compensating our directors for their service in their capacity as directors. We may grant to our directors in the future options to purchase shares of common stock as determined by our board of directors or a compensation committee which, may be established in the future. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Other than indicated in this report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as February 8, 2019, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 10% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Kat Consulting	23,000,000 Common Shares	82.12%
18124 Wedge Pkwy, Ste 1050
Reno, NV 89511

All Officers and Directors	0 Common Shares	0%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

None

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees.

The aggregate fees billed by Jack Shama, CPA, MA for professional services rendered for the audit of our financial statement filed as part of our 2017 Form 10-K filing and for review of our interim financial statements filed as part of our quarterly Form 10-Q filings for the fiscal years ended December 31, 2017, was $2,000.

(2) It is the policy of our board of directors that before the accountant is engaged to render audit or non-audit services, the engagement is approved by the Board of Directors who at present act as the Audit Committee.

15

Item 15. Exhibits and Financial Statement Schedules.

Exhibit No.	Description of Exhibits

Exhibit 3.1	Articles of Incorporation of the Company

Exhibit 3.2	Bylaws of the Company

Exhibit 4.1	Certificate of Amendment to Articles of Incorporation for Nevada Profit Corporations Pursuant to NRS 78.385 and 78.390- After issuance of Stock

Exhibit 31.1	Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Item 16. Form 10-K Summary

None.

16

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quantum Business Strategies, Inc. (formerly Artin Consulting Inc.)

By:	/s/ Holly Roseberry
Holly Roseberry
Chief Executive Officer and Principal Financial Officer

Date: February 20, 2019

17