Form 10-Q
period 2018-03-31
QUANTUM BUSINESS STRATEGIES, INC.
filed 2019-02-21
CIK 1697730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

Commission file number 333-216026

Quantum Business Strategies, Inc.
(Name of Registrant as Specified in Its Charter)

Nevada	81-4787814
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1260 North Sloan, Lane, Las Vegas, Nevada	89110
(Address of Principal Executive Offices)	(Zip Code)

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

On February 12, 2019, there were 28,009,000 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Unaudited Condensed Financial Statements

Quantum Business Strategies, Inc.

Condensed Balance Sheets

	March 31,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets:
Cash	$71	$1
Prepaid deposits	19,800	19,800
Accounts receivable	15,000	15,000
Other receivable	—	—

Total current assets	34,871	34,801

Total assets	$34,871	$34,801

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$9,924	$1,380

Total current liabilities	9,924	1,380

Commitments and contingencies	—	—

Stockholders' equity:

Common stock, $.001 par value, 500,000,000 shares authorized, 28,009,000 issued and outstanding as of March 31, 2018 and December 31, 2017 respectively	28,009	28,009
Additional paid-in capital	22,581	22,581
Accumulated deficit	(25,643)	(17,169)

Stockholders' equity	24,947	33,421

Total liabilities and stockholders' equity	$34,871	$34,801

See accompanying notes to condensed consolidated financial statements.

Quantum Business Strategies, Inc.

Condensed Statements of Operations

(unaudited)

Three Months Ended
March 31,
2018

Sales	$—

Operating expenses:

General and administrative	3,550

Cost of sales	4,925

Total operating expenses	8,475

Loss from operations	(8,475)

Other income (expenses)	—

Net loss before provision for income taxes	(8,475)

Provision for income taxes	—

Net loss	$(8,475)

Net loss per common share - basic and diluted	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	28,009,000

See accompanying notes to condensed consolidated financial statements.

Quantum Business Strategies, Inc.

Condensed Statement of Cash Flows

(unaudited)

Three months ended March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,475)
Adjustments to reconcile net loss to net cash utilized in operating activities
Change in accounts receivable	1,430
Change in accounts payable and accrued expenses	7,115
Change in prepaid deposits	—
Change in other receivable	—
Net cash used in operating activities	70

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	—

CHANGE IN CASH AND CASH EQUIVALENTS:
Net decrease in cash and cash equivalents	70
Cash and cash equivalents at beginning of year	1
Cash and cash equivalents at end of period	$71

See accompanying notes to condensed consolidated financial statements.

Quantum Business Strategies, Inc.

Notes to Condensed Financial Statements

As of and for the Three Months Ended March 31, 2018

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

Condensed Interim Financial Statements- The accompanying are the unaudited condensed financial statements of the Company. These financial statements and notes should be read in conjunction with the most recent financial statements of the Company for the year ended December 31, 2017, included in the Company’s Form 10-K filed with the Securities and Exchange Commission under the former company name “Artin Consulting Inc.”. These financial statements are condensed and, therefore, do not include all disclosures normally required by U.S. generally accepted accounting principles (“U.S. GAAP”).

The Company’s significant accounting principles were presented as Note 2 to the Financial Statements in the Form 10-K report these statements should be read along with that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017.

Going Concern - The Company’s unaudited financial statements for the period ended March 31, 2018, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the ordinary course of business.

As of March 31, 2018, the Company had no revenue. Management recognizes that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity or debt financing and revenue to cover expenses as the Company will continue to incur losses.

Quantum Business Strategies, Inc.

Notes to Condensed Financial Statements

As of and for the Three Months Ended March 31, 2018

(unaudited)

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

The Company’s other significant accounting policies are summarized in Note 2 of the Company’s Annual Report on Form 10K. There were no significant changes to these accounting policies during the three months ended March 31, 2018, except for the revenue recognition policy in the following paragraph and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

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

(2) Common Stock

During the current period ending March 31, 2018, no common stock transactions occurred.

The Company has 500,000,000 shares of common shares authorized at a par value of $.001 and 50,000 shares of preferred shares authorized at a par value of $.01. For the year-end December 31, 2017, the initial subscriptions resulted in 28,009,000 shares of common stock issued and outstanding.

During the period ended December 31, 2016 an entity controlled by the Company’ former Chief Executive Officer and Director who resigned in November of 2017 purchased 23,000,000 shares of common stock at $0.001 per share for $23,000.

Quantum Business Strategies, Inc.

Notes to Condensed Financial Statements

As of and for the Three Months Ended March 31, 2018

(unaudited)

(3) Related Party Transactions

No related party transactions occurred during the current period ending March 31, 2018.

(4) Subsequent Events

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

ITEM 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

The following is a discussion of our current financial position and results of operations. This discussion should be read in conjunction with our unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report and our audited financial statements of the Company for the year ended December 31, 2017, contained in the Company’s Form 10-K filed with the Securities and Exchange Commission under the former company name “Artin Consulting Inc.”. This discussion should also be read together with the disclosures below regarding “Forward-Looking Statements.”

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated limited revenues since inception and sustained an accumulated net loss of $25,644 as of March 31, 2018. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to receive capital from third parties. No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As of March 31, 2018, the Company has limited operations.

Results of Operations

During the three month period ended March 31, 2018, the Company was working with the developers of AZT Systems putting together a plan for Quantum to purchase the software and setting up a detailed project that will be detailed further in the following section: “AZT Systems Project Plan.”

For the three months ending March 31, 2018, the Company had no sales, but incurred in consulting and general and administrative expenses for $8,475. Such general and administrative expenses included consulting fees related to AZT and payments to the transfer agent for edgarizing and filing the forms, payments to a firm assisting the Company with the filings and bank fees.

For the three months ending March 31,2018 the Company had a net loss of $8,475.

AZT Systems Project Plan

Initial Six Month Live Testing Stage – The Company is ready for our first soft launch Test Restaurant. Two months after this, we will be able to launch 12 additional Restaurants to resolve any issues that may arise before marketing on a full scale. We will conduct three onsite video interviews with the top performing and enthusiastic managers of these Restaurants. During the interviews we will receive actual payroll cost savings by departments, examples of increased efficiencies and overall opinion of the AZT System by an Independent Restaurant Manager or Owner.

Also during this period, AZT Systems will setup Cloud network systems to launch the next 500 Restaurants through Digital Marketing materials and platforms including Facebook, Twitter, Instagram etc. Corporate Marketing materials will be prepared and ready for campaigns to Restaurant Associations, Restaurant Franchises and Chamber of Commerce.

Second Six Month Marketing Campaign for USA – We hope to achieve a goal of 500 Restaurants within the following six months with an estimated acquisition cost of $200 per Restaurant equaling a total marketing budget of $100,000. This could result in revenues of approximately $600,000 from Reoccurring Software fees, Equipment Sales and Equipment lease commissions and advertising revenue.

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

Liquidity and Capital Resources

As of March 31, 2018, and December 31, 2017, we had cash of $71 and $1, respectively. This decrease on cash was mainly due to payments made for general operating expenses recognized during the Period ended on March 31, 2018.

As of March 31, 2018, and December 31, 2017, we had liabilities of $8,495 and $1,380, respectively.

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

The Company did not sell or repurchase any Shares during the three months ended March 31, 2018.

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

Quantum Business Strategies, Inc.

Date: February 21, 2019	By:	/s/ Holly Roseberry
Chief Executive Officer and Principal Financial Officer

