Form 10-Q
period 2018-06-30
QUANTUM BUSINESS STRATEGIES, INC.
filed 2019-02-21
CIK 1697730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

PART I. FINANCIAL INFORMATION

ITEM 1. Unaudited Condensed Financial Statements

Quantum Business Strategies, Inc.

Condensed Balance Sheets

	June 30,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets:
Cash	$1	$1
Prepaid deposits	19,800	19,800
Accounts receivable	15,000	15,000
Other receivable	—	—

Total current assets	34,801	34,801

Total assets	$34,801	$34,801

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$19,814	$1,380

Total current liabilities	19,814	1,380

Commitments and contingencies	—	—

Stockholders' equity:

Common stock, $.001 par value, 500,000,000 shares authorized, 28,009,000 issued and outstanding as of June 30, 2018 and December 31, 2017 respectively	28,009	28,009
Additional paid-in capital	22,581	22,581
Accumulated deficit	(35,603)	(17,169)

Stockholders' equity	14,987	33,421

Total liabilities and stockholders' equity	$34,801	$34,801

See accompanying notes to condensed consolidated financial statements.

Quantum Business Strategies, Inc.

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Sales	$-	$9,000	$-	$9,000
Operating expenses:
Consulting fees	6,900	5,822	10,450	16,028
General and administrative	3,060	3,600	7,985	3,600
Total operating expenses	9,960	9,422	18,435	19,628
Income from operations	(9,960)	(422)	(18,435)	(10,628)
Other (expenses)/ income	-	-	-	-
Net loss before provision for income taxes	(9,960)	(422)	(18,435)	(10,628)
Provision for income taxes		-		-
Net loss	$(9,960)	$(422)	$(18,435)	$(10,628)
Net loss per common share- basic and diluted	$-	$-	$-	$-
Weighted average number of common shares outstanding- basic and diluted	28,009,000	28,009,000	28,009,000	28,009,000

See accompanying notes to condensed consolidated financial statements.

Quantum Business Strategies, Inc.

Condensed Statement of Cash Flows

(unaudited)

	Six Months ended June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(18,435)	(10,628)
Adjustments to reconcile net loss to net cash utilized in operating activities
Change in accounts receivable	1,410	(9,000)
Change in accounts payable and accrued expenses	17,025	2,655
Change in prepaid deposit	-	(22,200)
Change in other receivable	-	(4,100)
Net cash used in operating activities	-	(43,273)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	-	-

CHANGE IN CASH AND CASH EQUIVALENTS:
Net decrease in cash and cash equivalents	-	(43,273)
Cash and cash equivalents at beginning of year	1	44,662
Cash and cash equivalents at end of Period	$1	$1,389

NON-CASH SUPPLEMENTARY DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to condensed consolidated financial statements.

Quantum Business Strategies, Inc.

Notes to Condensed Financial Statements

As of and for the Six Months Ended June 30, 2018

(unaudited)

(1) Summary of Significant Accounting Policies

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

Going Concern - The Company’s unaudited financial statements for the period ended June 30, 2018, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the ordinary course of business.

As of June 30, 2018, the Company had no revenue. Management recognizes that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity or debt financing and revenue to cover expenses as the Company will continue to incur losses.

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

Quantum Business Strategies, Inc.

Notes to Condensed Financial Statements

As of and for the Six Months Ended June 30, 2018

(unaudited)

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

The Company’s other significant accounting policies are summarized in Note 2 of the Company’s Annual Report on Form 10K. There were no significant changes to these accounting policies during the three months ended June 30, 2018, except for the revenue recognition policy in the following paragraph and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

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

(2) Common Stock

During the current period ending June 30, 2018, no common stock transactions occurred.

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

Quantum Business Strategies, Inc.

Notes to Condensed Financial Statements

As of and for the Six Months Ended June 30, 2018

(unaudited)

(3) Related Party Transactions

No related party transactions occurred during the current period ending June 30, 2018.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated limited revenues since inception and sustained an accumulated net loss of $35,604 as of June 30, 2018. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to receive capital from third parties. No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As of June 30, 2018, the Company has limited operations.

Results of Operations

During the three month period ended June 30, 2018, the Company was working with the developers of AZT Systems putting together a plan for Quantum to purchase the software and setting up a detailed project that will be detailed further in the following section: “AZT Systems Project Plan.”

For the three months and six months ending June 30, 2018, the Company had no sales, but incurred in consulting and general and administrative expenses for $9,960 and $18,435, respectively. Such general and administrative expenses included consulting fees related to AZT and payments to the transfer agent for edgarizing and filing the forms, payments to a firm assisting the Company with the filings and bank fees.

For the three and six months ending June 30, 2018, the Company had a net loss of $9,960 and $18,435, due to the operational expenses paid.

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

Liquidity and Capital Resources

As of June 30, 2018, and December 31, 2017, we had cash of $1. As of June 30, 2018, and December 31, 2017, we had liabilities of $18,405 and $1,380, respectively.

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

The Company did not sell or repurchase any Shares during the three months ended June 30, 2018.

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

