Form 10-Q
period 2018-09-30
QUANTUM BUSINESS STRATEGIES, INC.
filed 2019-02-21
CIK 1697730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

____________________________________________

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

On February 19, 2019, there were 28,009,000 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Unaudited Consolidated Financial Statements

Quantum Business Strategies, Inc.

Consolidated Balance Sheets

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash	$26,433	$1
Prepaid deposits	-	19,800
Accounts receivable	-	15,000
Other receivable	-	-
Total current assets	26,433	34,801
Fixed Assets
Capital Lease Asset - Software Platform	2,200,000	-
Total other assets	2,200,000	-

Total assets	$2,226,433	$34,801

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable and accrued expenses	18,775	1,380
Loan Payable	32,860	-
Total currents liabilities	51,635	1,380
Long-term liabilities:
Convertible Note Payable	2,175,000	-
Total long-term liabilities	2,175,000	-
Commitments and contingencies	-	-
Stockholders' equity:
Common stock, $.001 par value, 500,000,000 shares authorized, 28,009,000 issued and outstanding as of September 30, 2018 and December 31, 2017 respectively.	28,009	28,009
Additional paid-in capital	22,581	22,581
Accumulated deficit	(50,792)	(17,169)
Stockholders' equity	(202)	33,421
Total liabilities and stockholders' equity	$2,226,433	$34,801

See accompanying notes to condensed consolidated financial statements.

Quantum Business Strategies, Inc.

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Sales	$-	$6,000	$-	$15,000
Cost of Sales	$-	$2,400	$-	$6,000
Gross Profit	$-	$3,600	$-	$9,000
Operating expenses:
Consulting fees	9,411	3,000	21,674	18,786
General and administrative	5,733	53	11,949	295
Total operating expenses	15.144	3,053	33,623	19,081
Income from operations	(15,144)	547	(33,623)	(10,081)
Other (expenses)/ income	-	-	-	-
Net loss before provision for income taxes	(15,144)	547	(33,623)	(10,081)
Provision for income taxes		-		-
Net loss	$(15,144)	$547	$(33,623)	$(10,081)
Net loss per common share- basic and diluted	$-	$-	$-	$-
Weighted average number of common shares outstanding- basic and diluted	28,009,000	28,009,000	28,009,000	28,009,000

See accompanying notes to consolidated financial statements.

Quantum Business Strategies, Inc.

Consolidated Statement of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(33,623)	(10,081)
Adjustments to reconcile net loss to net cash utilized in operating activities
Change in accounts receivable	15,000	(15,000)
Change in accounts payable and accrued expenses	50,255	1,340
Change in prepaid deposit	19,800	(19,800)
Change in other receivable	-	(1,100)
Net cash used in operating activities	51,432	(44,641)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Lease Asset - Software Platform	(2,200,000)
Net cash used in investing activities	(2,200,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Liabilities - Convertible Note Payable	2,175,000
Net cash provided by financing activities	2,175,000	-

CHANGE IN CASH AND CASH EQUIVALENTS:
Net decrease in cash and cash equivalents	26,432	(44,641)
Cash and cash equivalents at beginning of year	1	44,662
Cash and cash equivalents at end of Period	$26,433	$21

NON-CASH SUPPLEMENTARY DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

 See accompanying notes to condensed consolidated financial statements.

Quantum Business Strategies, Inc.
Notes to Consolidated Financial Statements

As of and for the Nine Months Ended September 30, 2018

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

Condensed Interim Financial Statements - The accompanying are the unaudited condensed financial statements of the Company. These financial statements and notes should be read in conjunction with the most recent financial statements of the Company for the year ended December 31, 2017, included in the Company’s Form 10-K filed with the Securities and Exchange Commission. These financial statements are condensed and, therefore, do not include all disclosures normally required by U.S. generally accepted accounting principles (“U.S. GAAP”).

The Company’s significant accounting principles were presented as Note 2 to the Financial Statements in the Form 10-K report these statements should be read along with that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018.

Going Concern - The Company’s unaudited financial statements for the period ended September 30, 2018, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the ordinary course of business.

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

Quantum Business Strategies, Inc.
Notes to Consolidated Financial Statements

As of and for the Nine Months Ended September 30, 2018

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

The Company’s other significant accounting policies are summarized in Note 2 of the Company’s Annual Report on Form 10K. There were no significant changes to these accounting policies during the nine months ended September 30, 2018, except for the revenue recognition policy in the following paragraph and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Capital Lease Purchase - The Company recognizes the purchase of AZT Systems will be treated as a business combination after ownership of the asset transfer.

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

(2) Common Stock

During the current period ending September 30, 2018, no common stock transactions occurred.

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

Quantum Business Strategies, Inc.
Notes to Consolidated Financial Statements

As of and for the Nine Months Ended September 30, 2018

(unaudited)

(3) Related Party Transactions

No related party transactions occurred during the current period ending September 30, 2018.

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

On September 18, 2018, we entered into an asset purchase agreement with A & S Holdings, Inc. to purchase a restaurant point-of-sale software suite that manages customer payments, reservations, orders, reviews, and entertainment, which is known as the "AZT System," (the "Software"). The total payment for the Software was $25,000 in cash at closing, and the issuance of our convertible note in the principal amount for $2,175,000, to A & S Holdings, due September 18, 2021. A&S may, at any time from the date of this Note until the date that Quantum pays the entire amount of Principal to A&S, at its sole option, from time to time convert a portion, or all, of the Principal amount outstanding into shares of common stock in the capital of Quantum (the "Shares"). Each $0.02 of Principal outstanding at the time of conversion may be converted into one Share. We plan to further develop and initiate marketing of the Software to restaurants as well as other food services businesses.

ITEM 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

The following is a discussion of our current financial position and results of operations. This discussion should be read in conjunction with our unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report and our audited financial statements of the Company for the year ended December 31, 2017, contained in the Company’s Form 10-K filed with the Securities and Exchange Commission. This discussion should also be read together with the disclosures below regarding “Forward-Looking Statements.”

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated limited revenues since inception and sustained an accumulated net loss of $32,322 as of September 30, 2018. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to receive capital from third parties. No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As of September 30, 2018, the Company has operations.

Results of Operations

During the three month period ended September 30, 2018, the Company was working with the developers of AZT Systems putting together a plan for Quantum to purchase the software and setting up a detailed project that will be detailed further in the following section: “AZT Systems Project Plan.”

For the three months and nine months ending September 30, 2018, the Company had incurred in consulting and general and administrative expenses for $21,674 and $11,949, respectively. Such general and administrative expenses included consulting fees related to AZT and payments to the transfer agent for diarizing and filing the forms, payments to a firm assisting the Company with the filings and bank fees.

For the three and nine months ending September 30, 2018, the Company had a net gain (loss) of $(15,144) and $(33,623).

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

Liquidity and Capital Resources

As of September 30, 2018, and December 31, 2017, the Company had cash of $26,433 and 1, respectively. As of September 30, 2018, and December 31, 2017, the Company had liabilities of $51,635 and $1,380, respectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not sell or repurchase any Shares during the three months ended September 30, 2018.

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

