Form 10-K
period 2018-12-31
QUANTUM BUSINESS STRATEGIES, INC.
filed 2019-02-27
CIK 1697730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

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

Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes     ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes     ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The company acquired AZT System September 2018. The software Development has been completed and now we are in the process of commencing our first Pilot Restaurant.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Securities, Related Security Holder Matters and Issuer Purchases of Equity Securities.

As of February 8, 2019, there were approximately 37 record holders of the Company’s Common Stock. The Company’s Common Stock is not yet quoted on the OTC Markets Group OTCQB market. The Company has received SEC approval on the S-1 filing and is working towards obtaining a stock symbol.

Holders of common stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefore and, in the event of liquidation, to share pro rata in any distribution of the Company’s assets after payment of liabilities. The Board of Directors is not obligated to declare a dividend. The Company has not paid any dividends and the Company does not have any current plans to pay any dividends.

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

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated limited revenues since inception. As at December 31, 2017 the Company generated Revenues of $15,000. Subsequently accumulated net loss of $(11,241) as of December 31, 2017 and, $(76,645) as of December 31, 2018. The company acquired AZT System September 2018. The software Development has been completed and now we are in the process of commencing our first Pilot Restaurant. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to receive capital from third parties. No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As of December 31, 2018, the Company has limited operations.

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

On September 18, 2018, we entered into an asset purchase agreement with A & S Holdings, Inc. to purchase a restaurant point-of-sale software suite that manages customer payments, reservations, orders, reviews, and entertainment, which is known as the “AZT System,” (the “Software”). The total payment for the Software was $25,000 in cash at closing, and the issuance of our convertible note in the principal amount for $2,175,000, to A & S Holdings, due September 18, 2021. A&S may, at any time from the date of this Note until the date that Quantum pays the entire amount of Principal to A&S, at its sole option, from time to time convert a portion, or all, of the Principal amount outstanding into shares of common stock in the capital of Quantum (the “Shares”). Each $0.02 of Principal outstanding at the time of conversion may be converted into one Share. We plan to further develop and initiate marketing of the Software to restaurants as well as other food services businesses.

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

Results of Operations

For the year ending December 31, 2018 the company did not generate any revenues, however, we recorded a net loss of $(76,645) mainly due to administrative expenses incurred during this period and ongoing management of the AZT Systems continuing in India. For the year ending December 31, 2017 the Company generated revenues of $15,000 partially offset by a net loss of $(11,241).

General and administrative expenses for the period included payments to the transfer agent for edgarizing and filing forms, payments to a firm assisting the company with the filings and bank fees. Other liabilities were related to creating business plans and startups for the firms that have hired the Company.

General and administrative expenses for the year ended December 31, 2018 and 2017 were $76,645 and $20,241, respectively.

Liquidity and Capital Resources

As of December 31, 2018, and 2017 we had cash of $20,741 and $1, respectively. This increase on cash was mainly due to advances received by the company and payments made for general operating expenses and prepaid refundable consulting services that were recognized during the year ended on December 31, 2018.

As of December 31, 2018, and 2017, we had liabilities of $2,263,965 and $1,380, respectively.

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

Item 8. Financial Statements and Supplementary Data.

Jack Shama, CPA, MA

1498 East 32nd Street

Brooklyn, NY 11234

Goaliyah@hotmail.com

347-481-0537

To the shareholders and the board of directors of Quantum Business Strategies, Inc.(formerly Artin Consulting Inc.)

Opinion on the financial statements

I have audited the accompanying balance sheet of Quantum Business Strategies, Inc. and the related statements of income, stockholders equity and cash flows for the years ending December 31, 2018 and 2017. In my opinior based on my audit the financial statements present fairly in all material respects the financial position of the company as of December 31, 2018 and 2017 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

These financial statements are the responsibility of the company's management. My responsibility is to express an opinion on the financial statements based on my audit. I am a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

 I conducted my audit in accordance with the standards of the PCAOB. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. My audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. I believe my audit provides a reasonable basis for my opinion.

Jack Shama, CPA February 26, 2019

I have served as the company's auditor since November 2018

Quantum Business Strategies, Inc.

Consolidated Balance Sheets

	December 31, 2018	December 31, 2017

Assets
Current assets:
Cash	$20,741	$1
Prepaid deposits		19,800
Accounts receivable		15,000
Other receivable		-
Total current assets	20,741	34,801
Fixed Assets
Capital Lease Asset - Software Platform	2,200,000	-
Total other assets	2,200,000	-

Total assets	$2,220,741	$34,801

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable and accrued expenses	47,371	1,380
Loan Payable	41,594	-
Total currents liabilities	88,965	1,380
long-term Liabilities
Convertible Notes Payable	2,175,000	-
Total Long-term Liabilities	2,175,000	-
Commitments and contingencies	-	-
Stockholders’ equity:
Common stock, $.001 par value, 500,000,000 shares authorized, 28,009,000 issued and outstanding as of December 31, 2018 and 2017 respectively.	28,009	28,009
Additional paid-in capital	22,581	22,581
Accumulated deficit	(93,814)	(17,169)
Stockholders’ equity	(43,224)	33,421
Total liabilities and stockholders’ equity	$2,220,741	$34,801

The accompanying notes are an integral part of these condensed financial statements

Quantum Business Strategies, Inc.

Consolidated Statements of Operations

	For the Year Ended December 31,
	2018	2017
Sales	$-	$15,000
Cost of Sales	$-	$6,000
Gross Profit	$-	$9,000
Operating expenses:
Consulting fees	32,317	19,886
General and administrative	44,328	355
Total operating expenses	76,645	20,241
Income from operations	(76,645)	(11,241)
Other (expenses)/ income	-
Net loss before provision for income taxes	(76,645)	(11,241)
Provision for income taxes		-
Net loss	$(76,645)	$(11,241)
Net loss per common share- basic and diluted	$-	$-
Weighted average number of common shares outstanding- basic and diluted	28,009,000	28,009,000

The accompanying notes are an integral part of these condensed financial statements

Quantum Business Strategies, Inc.

Statement of Changes in Stockholders’ Equity
For the Years Ended December 31, 2018 and 2017

			Additional
	Number of	Common	Paid		Total
	Common	Shares	in	Accumulated	Stockholders’
	Shares	$0.001 Par Value	Capital	Deficit	(Deficit)

Opening Balance as of 1st January 2017	28,009,000	28,009	22,581	-5,928	44,662
Net Loss		-		-11,241	-11,241
Closing Balance as of 31st December 2017	28,009,000	28,009	22,581	-17,169	33,421

Opening Balance as of 1st January 2018	28,009,000	28,009	22,581	-17,169	33,421
Net Loss		-	0	-76,645	-76,645
Closing Balance as of 31st December 2018	28,009,000	28,009	22,581	-93,814	-43,224

The accompanying notes are an integral part of these condensed financial statements

Quantum Business Strategies, Inc.

Consolidated Statements of Cash Flow

	Year Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(76,645)	(11,241)
Adjustments to reconcile net loss to net cash utilized in operating actives
Change in accounts receivable	-	(15,000)
Change in accounts payable and accrued expenses	82,171
Change in prepaid deposit	-	(19,800)
Change in other receivable	-
Change in loan payable	40,214	1,380
Net cash used in operating activities	45,740	(44,661)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Lease Software Platform	(2,200,000)
Net cash used in investing activities	(2,200,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital Lease Software Platform	2,175,000
Net cash provided by financing activities	-	-

CHANGE IN CASH AND CASH EQUIVALENTS:
Net decrease in cash and cash equivalents	20,740	(44,661)
Cash and cash equivalents at beginning of year	1	44,662
Cash and cash equivalents at end of Period	$20,741	$1

NON-CASH SUPPLEMENTARY DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements

Quantum Business Strategies, Inc.

Notes to Financial Statements

December 31, 2018

(1) Organization of Business and Nature of Operations

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

We are a startup company that commenced operations on December 21, 2016, which are limited to organizational and business developmental activities. We will be an international consulting company intending to assists start-ups, as well as established companies, with consulting services focused on those doing business in the United States and Ukraine, providing administrative support and consulting. Our goal is to assist management in early stage companies with services designed to keep them focused on their core business ideas, while provide assistance on the proper way to enter the desired marketplace. We have limited operations at this time and limited financial resources. Our auditors indicate in their report on our financial statements that “the Company’s lack of business operations and early losses raise substantial doubt about our ability to continue as a going concern.” Our operations to date have been devoted primarily to start-up, development and operational activities.

Year-End Financial Statements- The accompanying are the audited year-end financial statements of the Company for 2018. These financial statements and notes should be read in conjunction with the Company’s Form S-1 filed with the Securities and Exchange Commission.

Going Concern - The Company’s audited financial statements for the year ended December 31, 2018, and 2017, respectively, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the ordinary course of business.

For the period ended December 31, 2018 the Company the company did not have any Revenue. For the period ended December 31, 2018 the Company did not have any revenue and there was an accumulated deficit of $(76,645). Management recognized that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing and revenue to cover expenses. These financial statements do not contain adjustments that might result from the Company being unable to continue as a going concern.

Quantum Business Strategies, Inc.

Notes to Financial Statements

December 31, 2018

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

The Company’s ability to raise additional capital is affected by trends and uncertainties beyond its control. The Company does not currently have any arrangements for financing, and it may not be able to find such funding as required. Obtaining additional financing would be subject to some factors, including investor sentiment. Market factors may make the timing, amount, terms or conditions of additional funding unavailable to it. These uncertainties raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

(2) Summary of Significant Accounting Policies

Basis of Presentation- The summary of significant accounting policies is presented to assist in the understanding of the financial statements. The financial statements and notes are the representations of management. These accounting policies conform to accounting policies generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

There were no significant changes to these accounting policies during the year ended December 31, 2018, except for the revenue recognition policy in the following paragraph and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Uses of Estimates- The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates and judgments, including those related to revenue recognition, inventories, adequacy of allowances for doubtful accounts, valuation of long-lived assets and goodwill, income taxes, litigation and warranties. The Company bases its estimates on anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from those estimates.

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

Quantum Business Strategies, Inc.

Notes to Financial Statements

December 31, 2018

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

Cash and Cash Equivalents- For purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments- Our financial instruments consist principally of accounts receivable, amounts due to related parties and loans payable. ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments establish a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements.

The Company has categorized its financial instruments, based on the priority of inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

Financial assets and liabilities recorded on the balance sheet are categorized based on the inputs to the valuation techniques as follows:

Level1	Financial assets and liabilities for which values are based on unadjusted quoted prices for identical assets or liabilities in an active market that management has the ability to access.

Level2

Financial assets and liabilities for which values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability (commodity derivatives and interest rate swaps).

Level3

Financial assets and liabilities for which values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.

Quantum Business Strategies, Inc.

Notes to Financial Statements

December 31, 2018

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

Concentration of Credit Risk and Significant Customers- Cash is maintained in bank accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on cash.”

Earnings per share- Basic earnings/loss per common share is computed based on the weighted average number of shares outstanding during the year. Diluted earnings per common share is computed by dividing net earnings (loss) by the weighted average number of common shares and potential common shares during the specified periods. The Company has no outstanding options, warrants or other convertible instruments that could affect the calculated number of shares.

Recent accounting pronouncements- The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations

(3) Common Stock

The Company has 500,000,000 shares of common shares authorized at a par value of $.001 and 50,000 shares of preferred shares authorized at a par value of $.01.

During the current period ending December 31, 2018 and December 31, 2017, no common stock transactions occurred. For the year-end December 31, 2016, the initial subscriptions resulted in 28,009,000 shares of common stock issued and outstanding.

During the period ended December 31, 2016 an entity controlled by the Company’ former Chief Executive Officer and Director who resigned in November of 2017 purchased 23,000,000 shares of common stock at $0.001 per share for $23,000.

(4) Other Receivable

No other receivable transactions occurred during the current period ending December 31, 2018 and 2017, respectively.

Quantum Business Strategies, Inc.

Notes to Financial Statements

December 31, 2018

(5) Related Party Transactions

No related party transactions occurred during the current period ending December 31, 2018 and 2017, respectively.

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

For the tax year ending December 31, 2018 and 2017, the Company is subject to United States federal and state income taxes at an approximate rate of 21% and 35% respectively. The reconciliation of the provision for income taxes at the United States federal and state statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended December 31,
	2018	2017
Income tax benefit computed at the statutory rate	$3,934.00	$2,075.00
Change in valuation allowance	(3,934.00)	(2,075.00)
Provision for income taxes	$-	$-

Quantum Business Strategies, Inc.

Notes to Financial Statements

December 31, 2018

Significant components of the Company’s deferred tax assets and liabilities after applying enacted corporate income tax rates, are as follows:

	Year Ended December 31,
	2018	2017
Net operating losses	$3,934.00	$2,075.00
Valuation allowance	(3,934.00)	(2,075.00)
Net deferred income tax assets	$-	$-

The Company has net operating loss carry forwards of $11,241 and $76,645 respectively at December 31, 2017 and at December 31, 2018 which expire commencing in 2036.

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

On September 18, 2018, we entered into an asset purchase agreement with A & S Holdings, Inc. to purchase a restaurant point-of-sale software suite that manages customer payments, reservations, orders, reviews, and entertainment, which is known as the “AZT System,” (the “Software”). The total payment for the Software was $25,000 in cash at closing, and the issuance of our convertible note in the principal amount for $2,175,000, to A & S Holdings, due September 18, 2021. A&S may, at any time from the date of this Note until the date that Quantum pays the entire amount of Principal to A&S, at its sole option, from time to time convert a portion, or all, of the Principal amount outstanding into shares of common stock in the capital of Quantum (the “Shares”). Each $0.02 of Principal outstanding at the time of conversion may be converted into one Share. We plan to further develop and initiate marketing of the Software to restaurants as well as other food services businesses.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officer, management has established a system of disclosure, controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management’s Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer has concluded that our disclosure, controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of July 31, 2016, were effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

Management’s Annual Report on Internal Control over Financial Reporting

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

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2018. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. Management concluded in this assessment that as of December 31, 2018, our internal control over financial reporting is not effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of our 2018 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

11

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our executive officers and directors and their respective ages as of December 31, 2018 are as follows:

Name	Age	Office
Holly Roseberry	67	Chief Executive Officer and Principal Financial Officer

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

12

Item 11. Executive Compensation.

The following table sets forth information for the periods indicated concerning the aggregate compensation paid by the Company and its subsidiaries to certain of the Company’s executive officers (the “Named Executives”).

Name and Principal Position (a)	Year (b)	Salary $ (c)	Bonus $ (d)	Stock Awards $ (e)	Option Awards $ (f)	Non-Equity Incentive Plan Compensation $ (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings $ (h)	All Other Compensation (i)	Total

Holly Roseberry, Chief Executive Officer and Principal Financial Officer	2018	$—	$—	$—	$—	$—	$—	$—	-0-
Katerna Malenko, Chief Executive Officer and Principal Financial Officer	2017	$4,100	—	—	—	—	—	-	-4,100
Kateryna Malenko, Chief Executive Officer and Principal Financial Officer	2016	—	—	—	—	—	—	-

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

13

Director Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay our directors any fees or other compensation in the year ended December 31, 2018.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as February 19, 2019, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 10% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Kat Consulting	23,000,000 Common Shares	82.12%
18124 Wedge Pkwy, Ste 1050
Reno, NV 89511

All Officers and Directors	0 Common Shares	0%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

None

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees.

The aggregate fees billed by Auditor Jack Shama for professional services rendered for the audit of our financial statement filed as part of our 2018 Form 10-K filing and for review of our interim financial statements filed as part of our quarterly Form 10-Q filings for the fiscal years ended December 31, 2018, was $3,500.

(2) It is the policy of our board of directors that before the accountant is engaged to render audit or non-audit services, the engagement is approved by the Board of Directors who at present act as the Audit Committee.

14

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

15

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quantum Business Strategies, Inc.

Date: February 27, 2019	By:	/s/ Holly Roseberry
Holly Roseberry
Chief Executive Officer and Principal Financial Officer

16