Form 10-Q
period 2019-03-31
QUANTUM BUSINESS STRATEGIES, INC.
filed 2019-05-16
CIK 1697730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

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

On May 1, 2019, there were 28,009,000 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Unaudited Condensed Financial Statements

Quantum Business Strategies, Inc.

Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash	$23,708	$20,741
Other receivable	-	-
Total current assets	23,708	20,741
Fixed Assets
Capital Lease Asset - Software Platform	2,200,000	2,200,000
Total other assets	2,200,000	2,200,000

Total assets	$2,223,708	$2,220,741

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable and accrued expenses	49,104	47,371
Loan Payable	60,794	41,594
Total currents liabilities	109,898	88,965
Long-term Liabilities
Convertible Notes Payable	2,175,000	2,175,000
Total Long-term Liabilities	2,175,000	2,175,000
Commitments and contingencies	-	-
Stockholders' equity:
Common stock, $.001 par value, 500,000,000 shares authorized, 28,009,000 issued and outstanding as of March 31, 2019 and December 31, 2018 respectively.	28,009	28,009
Additional paid-in capital	22,581	22,581
Accumulated deficit	(111,781)	(93,814)
Stockholders' equity	(61,191)	(43,224)
Total liabilities and stockholders' equity	2,223,708	$2,220,741

The accompanying notes are an integral part of these condensed financial statements

Quantum Business Strategies, Inc.

Consolidated Statements of Operations

(unaudited)

	For The Three Months Ended March 31,
	2019	2018
Sales	$-	$-
Cost of Sales	$-	$-
Gross Profit	$-	$-
Operating expenses:
Consulting fees	-	-
General and administrative	17,741	8,475
Total operating expenses	17,741	8,475
Income from operations	(17,741)	(8,475)
Other (expenses)/ income
Net loss before provision for income taxes	(17,741)	(8,475)
Provision for income taxes
Net loss	$(17,741)	$(8,475)
Net loss per common share- basic and diluted	$-	$-
Weighted average number of common shares outstanding- basic and diluted	28,009,000	28,009,000

See accompanying notes to condensed consolidated financial statements.

Quantum Business Strategies, Inc.

Consolidated Statement of Cash Flows

(unaudited)

	Three months ended March 31st
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(17,741)	(8,475)
Adjustments to reconcile net loss to net cash utilized in operating activities
Change in accounts receivable	-	-
Change in accounts payable and accrued expenses	1,508	7,114
Change in prepaid deposit	-	-
Change in other receivable	-
Change in loan payable	19,200	1,430
Net cash used in operating activities	2,967	70

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	-	-

CHANGE IN CASH AND CASH EQUIVALENTS:
Net decrease in cash and cash equivalents	2,967	70
Cash and cash equivalents at beginning of year	20,741	1
Cash and cash equivalents at end of Period	$23,708	$71

NON-CASH SUPPLEMENTARY DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to condensed consolidated financial statements.

Quantum Business Strategies, Inc.

Notes to Condensed Financial Statements

 As of and for the Three Months Ended March 31, 2019

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

Condensed Interim Financial Statements- The accompanying are the unaudited condensed financial statements of the Company. These financial statements and notes should be read in conjunction with the most recent financial statements of the Company for the year ended December 31, 2018, included in the Company’s Form 10-K filed with the Securities and Exchange Commission. These financial statements are condensed and, therefore, do not include all disclosures normally required by U.S. generally accepted accounting principles (“U.S. GAAP”).

The Company’s significant accounting principles were presented as Note 2 to the Financial Statements in the Form 10-K report these statements should be read along with that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019.

Going Concern - The Company’s unaudited financial statements for the period ended March 31, 2019, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the ordinary course of business.

As of March 31, 2019, the Company had no revenue. Management recognizes that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity or debt financing and revenue to cover expenses as the Company will continue to incur losses.

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

Quantum Business Strategies, Inc.

Notes to Condensed Financial Statements

As of and for the Three Months Ended March 31, 2019

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

The Company’s other significant accounting policies are summarized in Note 2 of the Company’s Annual Report on Form 10K. There were no significant changes to these accounting policies during the three months ended March 31, 2019, except for the revenue recognition policy in the following paragraph and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

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

(2) Common Stock

During the current period ending March 31, 2019, no common stock transactions occurred.

The Company has 500,000,000 shares of common shares authorized at a par value of $.001 and 50,000 shares of preferred shares authorized at a par value of $.01. The initial subscriptions resulted in 28,009,000 shares of common stock issued and outstanding.

During the period ended December 31, 2016 an entity controlled by the Company’s former Chief Executive Officer and Director who resigned in November of 2017 purchased 23,000,000 shares of common stock at $0.001 per share for $23,000.

(3) Related Party Transactions

No related party transactions occurred during the current period ending March 31, 2019.

(4) Subsequent Events

None

ITEM 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

The following is a discussion of our current financial position and results of operations. This discussion should be read in conjunction with our unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report and our audited financial statements of the Company for the year ended December 31, 2018, contained in the Company’s Form 10-K filed with the Securities and Exchange Commission. This discussion should also be read together with the disclosures below regarding “Forward-Looking Statements.”

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated limited revenues since inception and sustained an accumulated net loss of $25,644 as of March 31, 2019. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to receive capital from third parties. No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As of March 31, 2019, the Company has limited operations.

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

Results of Operations

During the three month period ended March 31, 2019, the Company was working with the developers of AZT Systems putting together a detailed project plan for Quantum’s AZT System, that will be detailed further in the following section: “AZT Systems Project Plan.”

For the three months ending March 31, 2019, the Company had no sales, but incurred consulting and general and administrative expenses for $17,741. Such general and administrative expenses included consulting fees related to AZT and payments to the transfer agent for diarizing and filing the forms, payments to a firm assisting the Company with the filings and bank fees.

For the three months ending March 31, 2019 the Company had a net loss of $17,741.

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

Liquidity and Capital Resources

As of March 31, 2019, and December 31, 2018, we had cash of $23,708 and $20,741, respectively. This increase on cash was mainly due to payments made for general operating expenses recognized during the Period ended on March 31, 2019.

As of March 31, 2019, and December 31, 2018, we had liabilities of $2,284,898 and $2,263,965, respectively.

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

The Company did not sell or repurchase any Shares during the three months ended March 31, 2019.

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

Quantum Business Strategies, Inc.

By:	/s/ Holly Roseberry
Chief Executive Officer and Principal Financial Officer

Date: May 15, 2019

