Form 10-Q
period 2019-06-30
QUANTUM BUSINESS STRATEGIES, INC.
filed 2019-08-15
CIK 1697730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to____________

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

_____________________________________________
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes      ☒ No

On July 1, 2019, there were 28,009,000 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Unaudited Condensed Financial Statements

Quantum Business Strategies, Inc.

Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash	$20,227	$20,741
Other receivable	-	-
Total current assets	20,227	20,741
Fixed Assets
Capital Lease Asset - Software Platform	2,200,000	2,200,000
Total other assets	2,200,000	2,200,000

Total assets	$2,220,227	$2,220,741

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable and accrued expenses	48,904	47,371
Loan Payable	83,294	41,594
Total currents liabilities	132,198	88,965
long-term Liabilities
Convertible Notes Payable	2,175,000	2,175,000
Total Long-term Liabilities	2,175,000	2,175,000
Commitments and contingencies	-	-
Stockholders’ equity:
Common stock, $.001 par value, 500,000,000 shares authorized, 28,009,000 issued and outstanding as of June 30, 2019 and December 31, 2018 respectively.	28,009	28,009
Additional paid-in capital	22,581	22,581
Accumulated deficit	(137,561)	(93,814)
Stockholders’ equity	(86,971)	(43,224)
Total liabilities and stockholders’ equity	2,220,227	$2,220,741

See accompanying notes to consolidated financial statements.

Quantum Business Strategies, Inc.

Consolidated Statements of Operations

(unaudited)

	For The Three Months Ended June 30,
	2019	2018
Sales	$-	$-
Cost of Sales	$-	$-
Gross Profit	$-	$-
Operating expenses:
Consulting fees	-	-
General and administrative	25,781	8,475
Total operating expenses	25,781	8,475
Income from operations	(25,781)	(8,475)
Other (expenses)/ income
Net loss before provision for income taxes	(25,781)	(8,475)
Provision for income taxes
Net loss	$(25,781)	$(8,475)
Net loss per common share- basic and diluted	$-	$-
Weighted average number of common shares outstanding- basic and diluted	28,009,000	28,009,000

See accompanying notes to consolidated financial statements.

Quantum Business Strategies, Inc.

Consolidated Statement of Cash Flows

(unaudited)

	Three months ended June 30th
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(25,781)	(8,475)
Adjustments to reconcile net loss to net cash utilized in operating activities
Change in accounts receivable	-	-
Change in accounts payable and accrued expenses	(200)	7,114
Change in prepaid deposit	-	-
Change in other receivable	-
Change in loan payable	22,500	1,430
Net cash used in operating activities	(3,481)	70

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	-	-

CHANGE IN CASH AND CASH EQUIVALENTS:
Net decrease in cash and cash equivalents	(3,481)	70
Cash and cash equivalents at beginning of year	23,708	1
Cash and cash equivalents at end of Period	$20,227	$71

NON-CASH SUPPLEMENTARY DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to consolidated financial statements.

Quantum Business Strategies, Inc.

Notes to Condensed Financial Statements

As of and for the Six Months Ended June 30, 2019

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

As of June 30, 2019, the Company had no revenue. Management recognizes that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity or debt financing and revenue to cover expenses as the Company will continue to incur losses.

Quantum Business Strategies, Inc.

Notes to Condensed Financial Statements

As of and for the Six Months Ended June 30, 2019

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

The Company’s other significant accounting policies are summarized in Note 2 of the Company’s Annual Report on Form 10K. There were no significant changes to these accounting policies during the six months ended June 30, 2019, except for the revenue recognition policy in the following paragraph and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

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

(2) Common Stock

During the current period ending June 30, 2019, no common stock transactions occurred.

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

(3) Related Party Transactions

No related party transactions occurred during the current period ending June 30, 2019.

(4) Subsequent Events

None

ITEM 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated limited revenues since inception and sustained an accumulated net loss of $(137,561) as of June 30, 2019. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to receive capital from third parties. No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As of June 30, 2019, the Company has limited operations.

On September 10, 2018, Artin Consulting Inc. filed Articles of Amendment with the Nevada Secretary of State to change the name from Artin Consulting Inc. to “Quantum Business Strategies, Inc.”. The same amendment submitted to Secretary of State, (an Amendment After Issuance of Stock) documented the approval to issue 50,000 Preferred shares at $.01 par value for Quantum Business Strategies Inc.

On September 18, 2018, we entered into an asset purchase agreement with A & S Holdings, Inc. to purchase a restaurant point-of-sale software suite that manages customer payments, reservations, orders, reviews, and entertainment, which is known as the “AZT System,” (the “Software”). The total payment for the Software was $25,000 in cash at closing, and the issuance of our convertible note in the principal amount for $2,175,000, to A & S Holdings, due September 18, 2021. A&S may, at any time from the date of this Note until the date that Artin pays the entire amount of Principal to A&S, at its sole option, from time to time convert a portion, or all, of the Principal amount outstanding into shares of common stock in the capital of Artin (the “Shares”). Each $0.02 of Principal outstanding at the time of conversion may be converted into one Share. We plan to further develop and initiate marketing of the Software to restaurants as well as other food services businesses.

Results of Operations

During the six month period ended June 30, 2019, the Company was working with the developers of AZT Systems putting together a detailed project plan for Quantum’s AZT System, that will be detailed further in the following section: “AZT Systems Project Plan.”

For the six months ending June 30, 2019, the Company had no sales, but incurred consulting and general and administrative expenses for $25,781. Such general and administrative expenses included consulting fees related to AZT and payments to the transfer agent for diarizing and filing the forms, payments to a firm assisting the Company with the filings and bank fees.

For the six months ending June 30, 2019 the Company had a net loss of $(61,263).

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

Liquidity and Capital Resources

As of June 30, 2019, and December 31, 2018, we had cash of $20,227 and $20,741 respectively. This increase on cash was mainly due to payments made for general operating expenses recognized during the Period ended on June 30, 2019.

As of June 30, 2019, and December 31, 2018, we had liabilities of $2,307,198 and $2,263,965 respectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not sell or repurchase any Shares during the six months ended June 30, 2019.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits

Exhibit 3.1*	Articles of Incorporation of the Company

Exhibit 3.2*	Bylaws of the Company

Exhibit 4.1*	Certificate of Amendment to Articles of Incorporation for Nevada Profit Corporations Pursuant to NRS 78.385 and 78.390- After issuance of Stock

Exhibit 31.1	Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quantum Business Strategies, Inc.

By:	/s/ Holly Roseberry
Chief Executive Officer and Principal Financial Officer

Date: August 15, 2019

